Form 10QSB
period 2006-09-30
RINGS TO DINE FOR INC
filed 2006-11-14
CIK 1069493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

                       COMMISSION FILE NUMBER: 000-52167


                             RINGS TO DINE FOR, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

           DELAWARE                                              33-0869731
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 178 Luzon Drive, Ayala Alabang Village,
Muntinlupa City, Metro Manila, Philippines                          1780
(Address of principal executive offices)                         (Zip code)

                    Issuer's telephone number: 63-2-807-6619

                                        N/A
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

At September 30, 2006, there were outstanding 25,000,000 shares of the Registrant's Common Stock, $.0001 par value.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             RINGS TO DINE FOR, INC.
                        (A Development Stage Enterprise)

ITEM 1.  FINANCIAL STATEMENTS

   Balance Sheets                                                          1

   Statements of Income                                                    2

   Statements of Stockholders' Equity                                      3

   Statements of Cash Flows                                                4

   Notes to Financial Statements                                           5

                             RINGS TO DINE FOR, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                              September 30,       June 30,
                                                                  2006              2006
                                                                -------           -------
                                     ASSETS

Current Assets
Cash                                                            $    --           $    --
                                                                -------           -------
Total Assets                                                    $    --           $    --

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                                  --                --
                                                                -------           -------
      TOTAL CURRENT LIABILITIES                                 $    --           $    --

Stockholders' Equity
  Common stock, $.0001 par value;
   40,000,000 shares authorized;
   2,500,000 shares issued and outstanding
   as of 06/30/06;                                                                    250
  10 for 1 split on 07/25/06;
  25,000,000 shares issued and outstanding
   as of 09/30/06                                                 2,500

Additional paid in capital                                        2,700             4,950
Retained Earnings                                                    --                --
Deficit accumulated during
development stage                                                (5,200)           (5,200)
                                                                -------           -------
      TOTAL STOCKHOLDERS' EQUITY                                     --                --
                                                                -------           -------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $    --           $    --
                                                                =======           =======

                        See Notes to Financial Statements

                             RINGS TO DINE FOR, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                              From Inception
                                                                                               Aug. 11, 1998
                                      Three Months Ended                Years Ended              through
                                        September 30,                    June 30,                Sept. 30,
                                 2006             2005            2006             2005            2006
                              -----------      -----------     -----------      -----------     -----------
Revenue                       $        --      $        --     $        --      $        --     $        --
                              -----------      -----------     -----------      -----------     -----------
Total Revenue                          --               --              --               --              --


General & Admin Exps                   --               --              --               --           5,200
                              -----------      -----------     -----------      -----------     -----------
Total Gen & Admin Exps                 --               --              --               --           5,200

                              -----------      -----------     -----------      -----------     -----------

Net Income (Loss)             $        --      $        --     $        --      $        --     $    (5,200)
                              ===========      ===========     ===========      ===========     ===========

Basic and diluted earning
 (Loss) per Share                      --               --              --               --
                              -----------      -----------     -----------      -----------
Weighted average number
 of  common shares
 outstanding                   18,885,870        2,500,000       2,500,000        2,500,000

                        See Notes to Financial Statements

                             RINGS TO DINE FOR, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             From August 11, 1998 (Inception) through June 30, 2006

                                                                             Deficit
                                                                           Accumulated
                                                             Additional       During
                                        Common Stock           Paid in     Development       Retained
                                   Shares         Amount       Capital        Stage          Earnings       Total
                                   ------         ------       -------        -----          --------       -----
Common shares issued for
 incorporation expenses
 on 8/11/98                      2,000,000       $   200            --                                     $   200
Shares issued to investors at
 $.01 each on 8/28/98              500,000            50         4,950                                       5,000
Net loss in 1998/1999                                                                         (5,200)       (5,200)
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/1999                2,500,000           250         4,950             --         (5,200)           --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 1999/2000                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2000                2,500,000           250         4,950         (5,200)            --            --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 2000/2001                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2001                2,500,000           250         4,950         (5,200)            --            --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 2001/2002                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2002                2,500,000           250         4,950         (5,200)            --            --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 2002/2003                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2003                2,500,000           250         4,950         (5,200)            --            --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 2003/2004                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2004                2,500,000           250         4,950         (5,200)            --            --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 2004/2005                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2005                2,500,000           250         4,950         (5,200)            --            --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 2005/2006                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2006                2,500,000       $   250       $ 4,950      $  (5,200)      $     --       $    --
                               -----------       -------       -------      ---------       --------       -------
Share split on 7/25/2006        22,500,000       $ 2,250       $ 2,250             --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 9/30/2006               25,000,000       $ 2,500       $ 2,700      $  (5,200)      $     --       $    --
                               ===========       =======       =======      =========       ========       =======

                        See Notes to Financial Statements

                             RINGS TO DINE FOR, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                                From Inception
                                                                                                 Aug. 11, 1998
                                               Three Months Ended           Years Ended             through
                                                  September 30,                June 30,            Sept. 30,
                                              2006           2005        2006           2005         2006
                                             -------        -------     -------        -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                          $    --        $    --     $    --        $    --      $(5,200)
                                             -------        -------     -------        -------      -------
  Adjustments to reconcile net loss to
   net cash (used in) operations
                                             -------        -------     -------        -------      -------
NET CASH PROVIDED BY (USED IN) OPERATIONS         --             --          --             --       (5,200)
                                             -------        -------     -------        -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES         --             --          --             --           --
                                             -------        -------     -------        -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                    --             --          --             --        5,000
  Common stock issued for
   expense reimbursement                          --             --          --             --          200
                                             -------        -------     -------        -------      -------

NET CASH PROVIDED BY FINANCING ACTIVITIES         --             --          --             --        5,200
                                             -------        -------     -------        -------      -------
NET INCREASE (DECREASE)                           --             --          --             --           --
                                             -------        -------     -------        -------      -------
CASH BEGINNING OF PERIOD                          --             --          --             --           --
                                             -------        -------     -------        -------      -------
CASH END OF PERIOD                           $    --        $    --     $    --        $    --      $    --
                                             =======        =======     =======        =======      =======

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Interest paid                                $    --        $    --     $    --        $    --      $    --
                                             -------        -------     -------        -------      -------
Income taxes paid                            $    --        $    --     $    --        $    --      $    --
                                             -------        -------     -------        -------      -------

                        See Notes to Financial Statements

                               RINGS TO DINE FOR, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)

                           NOTES TO FINANCIAL STATEMENTS
                SEPTEMBER 30, 2006 AND 2005 AND JUNE 30, 2006 AND 2005


NOTE 1. NATURE OF BUSINESS

Rings To Dine For, Inc. ("Company") was organized August 11, 1998 under the laws of the State of Delaware. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a development stage enterprise.

Its activities to date have been limited to capital formation, organization, development of its business plan, production of sample products, and discussions with representatives of wholesale buyers.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

a. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

b. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective August 11, 1998 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

c. ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d. CASH and CASH EQUIVALENT

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2006 and June 30, 2006.

                             RINGS TO DINE FOR, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
             SEPTEMBER 30, 2006 AND 2005 AND JUNE 30, 2006 AND 2005


e. INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

f. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the company.

Management plans to seek a merger or acquisition target with adequate funds to support operations. Management has yet to identify a merger or acquisition target, and there is no guarantee that the Company will be able to identify such a target business in the future.

g. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "SHARE-BASED PAYMENT." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time as the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

In December 2004, the FASB issued SFAS No. 153, "Exchanges OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

                               RINGS TO DINE FOR, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)

                           NOTES TO FINANCIAL STATEMENTS
                SEPTEMBER 30, 2006 AND 2005 AND JUNE 30, 2006 AND 2005


In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS--AN INTERPRETATION OF FASB STATEMENT NO. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

FIN No. 47 is effective for the Company no later than December 31, 2005. The Company does not expect that the adoption of FIN No. 47 will have a material impact on its financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB NO. 20 AND FASB STATEMENT NO. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "ACCOUNTING CHANGES," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

This statement is effective for the Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

NOTE 3. STOCKHOLDERS' EQUITY

a. COMMON STOCK

The authorized common stock of the Company consists of 40,000,000 common shares with par value of $0.0001.

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair

                             RINGS TO DINE FOR, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
             SEPTEMBER 30, 2006 AND 2005 AND JUNE 30, 2006 AND 2005


value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable

On August 11, 1998, the Company issued 2,000,000 shares of its $0.0001 par value common stock in consideration of incorporation expenses of $200 paid by its President.

On August 28, 1998, the Company issued 500,000 shares of its $0.0001 par value common stock in consideration of $5,000 in cash. The number of common stock shares outstanding increased from 2,000,000 to 2,500,000.

On July 25, 2006, the Company split its stock, ten new shares for each one old share issued and outstanding. The number of common stock shares outstanding increased on that date from 2,500,000 to 25,000,000.

The Company has not authorized any preferred stock.

NOTE 4. INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The components of the Company's deferred tax asset as of September 30, 2006 and 2005 are as follows:

                                                       2006               2005
                                                     -------            -------
     Net operating loss carryforward                 $ 5,200            $ 5,200
     Valuation allowance                              (5,200)            (5,200)
                                                     -------            -------

     Net deferred tax asset                          $     0            $     0
                                                     =======            =======

The net federal operating loss carry forward will expire between 2016 and 2025. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                             RINGS TO DINE FOR, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
             SEPTEMBER 30, 2006 AND 2005 AND JUNE 30, 2006 AND 2005


NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 7. OFFICERS ADVANCES

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this report.

     Rings to Dine For, Inc. (the "Company") was incorporated on August 11, 1998 under the laws of the State of Delaware. The Company intended to operate in the Philippines and engage in the design, manufacture and sale of cast resin napkin rings, napkin holders, refrigerator magnets, picture frames, and similar household decorative products. The Company began design operations approximately one month after incorporation. The products were designed by the President of the Company and the manufacture of prototypes was contracted out to various individuals who made the prototypes in small, home workshops. The craftsmen producing the prototypes cast them in latex rubber molds using a poly resin, painted them, and coated them with a clear polymer coating to protect them from wear and tear. The President of the Company attempted to obtain sales contracts, based on the prototypes, with wholesalers who might export them to the United States and other western countries. However, no such wholesale contracts materialized.

     As a result of the Company's failure to generate sales it operated at a loss. By June 30, 1999 all funds raised by the sale of shares had been expended, and the Company thereafter became dormant. From July 1, 1999 until the present, it was inactive and could be deemed to be a so-called "shell" company, whose only purpose at this time is to determine and implement a new business purpose. As a "shell" company, our sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. We have not yet identified any company or companies which we hope to merge with or acquire.

     On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like this one. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

FINANCIAL CONDITION.

     Our auditor's going concern opinion for prior years ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses.

LIQUIDITY AND OPERATIONAL RESULTS.

     The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

     We are dependent upon our officers to meet any de minimis costs that may occur. Patricia Greenfield, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

LIQUIDITY.

     As of September 30, 2006, we had no assets and no liabilities and we had a negative net worth of $5,200. As of June 30, 2006, our last year end, we also had no assets and no liabilities and a negative net worth of $5,200.

     We have had no revenues from inception through June 30, 2006 and we had no revenues for the period ended September 30, 2006. We have a loss from inception through June 30, 2006 of $5,200 and a loss from inception through September 30, 2006 of the same amount - $5,200.

ACCOUNTING FOR A BUSINESS COMBINATION.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. SGAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

     We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.

ITEM 4. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

     Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that the our current disclosure controls and procedures are effective.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

None

ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

AUDIT COMMITTEE.

     Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

CODE OF ETHICS.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we have a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter covered by this report.

     The following exhibits are filed with this report:

     31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.
     31.2 Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.
     32.1 Section 1350 Certification - Chief Executive Officer.
     32.2 Section 1350 Certification - Chief Financial Officer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2006               RINGS TO DINE FOR, INC.


                                      By: /s/ Patricia Greenfield
                                           ---------------------------------
                                           Patricia Greenfield
                                           President and Director


                                      By: /s/ Jason Yabut
                                           ---------------------------------
                                           Jason Yabut
                                           Treasurer and Director