Form 10QSB
period 2006-12-31
RINGS TO DINE FOR INC
filed 2007-02-14
CIK 1069493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

             FOR THE TRANSITION FROM _____________ TO _____________.


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

         At December 31, 2006, there were outstanding 25,000,000 shares of the Registrant's Common Stock, $.0001 par value.

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

                             RINGS TO DINE FOR, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                  December 31,        June 30,
                                                                     2006              2006
                                                                    -------           -------
                                       ASSETS

Current Assets
  Cash                                                              $    --           $    --
                                                                    -------           -------
Total Assets                                                        $    --           $    --

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                                      --                --
                                                                    -------           -------
TOTAL CURRENT LIABILITIES                                           $    --           $    --

Stockholders' Equity
  Common stock, $.0001 par value;
   40,000,000 shares authorized;
   2,500,000 shares issued and outstanding
   as of 06/30/06;                                                                        250
   10 for 1 split on 07/25/06;
   25,000,000 shares issued and outstanding
   as of 12/31/06                                                     2,500

  Additional paid in capital                                          2,700             4,950
  Retained Earnings                                                      --                --
  Deficit accumulated during
   development stage                                                 (5,200)           (5,200)
                                                                    -------           -------
TOTAL STOCKHOLDERS' EQUITY                                               --                --
                                                                    -------           -------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $    --           $    --
                                                                    =======           =======

                        See Notes to Financial Statements

                             RINGS TO DINE FOR, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                   From Inception
                                                                                                    Aug. 11, 1998
                                    Six Months Ended                     Years Ended                  through
                                      December 31,                         June 30,                   Dec. 31,
                                2006               2005           2006               2005               2006
                             -----------        -----------    -----------        -----------        -----------
Revenue                      $        --        $        --    $        --        $        --        $        --
                             -----------        -----------    -----------        -----------        -----------
Total Revenue                         --                 --             --                 --                 --


General & Admin Exps                  --                 --             --                 --              5,200
                             -----------        -----------    -----------        -----------        -----------
Total Gen & Admin Exps                --                 --             --                 --              5,200

                             -----------        -----------    -----------        -----------        -----------

Net Income (Loss)            $        --        $        --    $        --        $        --        $    (5,200)
                             ===========        ===========    ===========        ===========        ===========

Basic and diluted earning
 (Loss) per Share                     --                 --             --                 --
                             -----------        -----------    -----------        -----------
Weighted average number
 of common shares
 outstanding                  21,942,935          2,500,000      2,500,000          2,500,000

                        See Notes to Financial Statements

                             RINGS TO DINE FOR, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           From August 11, 1998 (Inception) through December 31, 2006

                                                                             Deficit
                                                                           Accumulated
                                                             Additional       During
                                        Common Stock           Paid in     Development       Retained
                                   Shares         Amount       Capital        Stage          Earnings       Total
                                   ------         ------       -------        -----          --------       -----
Common shares issued for
 incorporation expenses
 on 8/11/98                      2,000,000       $   200            --                                     $   200
Shares issued to investors at
 $.01 each on 8/28/98              500,000            50         4,950                                       5,000
Net loss in 1998/1999                                                                         (5,200)       (5,200)
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/1999                2,500,000           250         4,950             --         (5,200)           --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 1999/2000                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2000                2,500,000           250         4,950         (5,200)            --            --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 2000/2001                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2001                2,500,000           250         4,950         (5,200)            --            --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 2001/2002                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2002                2,500,000           250         4,950         (5,200)            --            --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 2002/2003                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2003                2,500,000           250         4,950         (5,200)            --            --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 2003/2004                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2004                2,500,000           250         4,950         (5,200)            --            --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 2004/2005                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2005                2,500,000           250         4,950         (5,200)            --            --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 2005/2006                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2006                2,500,000       $   250       $ 4,950      $  (5,200)      $     --       $    --
                               -----------       -------       -------      ---------       --------       -------
Share split on 7/25/2006        22,500,000       $ 2,250       $ 2,250             --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 12/31/2006              25,000,000       $ 2,500       $ 2,700      $  (5,200)      $     --       $    --
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

                        See Notes to Financial Statements

                             RINGS TO DINE FOR, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                                   From Inception
                                                                                                    Aug. 11, 1998
                                                    Six Months Ended             Years Ended           through
                                                       December 31,                June 30,            Dec. 31,
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

                        See Notes to Financial Statements

                             RINGS TO DINE FOR, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 2006 AND 2005 AND JUNE 30, 2006 AND 2005


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

d. CASH and CASH EQUIVALENT

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2006 and June 30, 2006.

                             RINGS TO DINE FOR, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
              December 31, 2006 AND 2005 AND JUNE 30, 2006 AND 2005

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

                             RINGS TO DINE FOR, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 2006 AND 2005 AND JUNE 30, 2006 AND 2005


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

                             RINGS TO DINE FOR, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 2006 AND 2005 AND JUNE 30, 2006 AND 2005


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

The components of the Company's deferred tax asset as of December 31, 2006 and 2005 are as follows:

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

                             RINGS TO DINE FOR, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 2006 AND 2005 AND JUNE 30, 2006 AND 2005


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

LIQUIDITY.

     As of December 31, 2006, we had no assets and no liabilities and we had a negative net worth of $5,200. As of June 30, 2006, our last year end, we also had no assets and no liabilities and a negative net worth of $5,200.

     We have had no revenues from inception through June 30, 2006 and we had no revenues for the period ended December 31, 2006. We have a loss from inception through June 30, 2006 of $5,200 and a loss from inception through December 31, 2006 of the same amount - $5,200.

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

Date: February 13, 2007           RINGS TO DINE FOR, INC.


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