Form 10QSB
period 2007-03-31
RINGS TO DINE FOR INC
filed 2007-05-14
CIK 1069493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION FROM _____________ TO ______________.


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

     At March 31, 2007, there were outstanding 25,000,000 shares of the Registrant's Common Stock, $.0001 par value.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             RINGS TO DINE FOR, INC.
                        (A Development Stage Enterprise)


ITEM 1.  FINANCIAL STATEMENTS

   Balance Sheets                                                          3

   Statements of Income                                                    4

   Statements of Stockholders' Equity                                      5

   Statements of Cash Flows                                                6

   Notes to Financial Statements                                           7

                             RINGS TO DINE FOR, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                March 31,          June 30,
                                                                  2007               2006
                                                                --------           --------
                                       ASSETS

Current Assets
  Cash                                                          $     --           $     --
                                                                --------           --------
Total Assets                                                    $     --           $     --

                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities                                                   --                 --
                                                                --------           --------
TOTAL CURRENT LIABILITIES                                       $     --           $     --


Stockholders' Equity
  Common stock, $.0001 par value;
    40,000,000 shares authorized;
     2,500,000 shares issued and outstanding
     as of 06/30/06;                                                                    250
    10 for 1 split on 07/25/06;
     25,000,000 shares issued and outstanding
     as of 3/31/07                                                 2,500

  Additional paid in capital                                       2,700              4,950
  Retained Earnings                                                   --                 --
  Deficit accumulated during
  development stage                                               (5,200)            (5,200)
                                                                --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            --                 --
                                                                --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $     --           $     --
                                                                ========           ========

                        See Notes to Financial Statements

                             RINGS TO DINE FOR, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                              From Inception
                                                                                               Aug. 11, 1998
                              Nine Months Ended March 31,          Years Ended June 30,          through
                             ----------------------------      ----------------------------      March 31,
                                2007             2006             2006             2005            2007
                             -----------      -----------      -----------      -----------     -----------
Revenue                      $        --      $        --      $        --      $        --     $        --
                             -----------      -----------      -----------      -----------     -----------
Total Revenue                         --               --               --               --              --


General & Admin Exps                  --               --               --               --           5,200
                             -----------      -----------      -----------      -----------     -----------
Total Gen & Admin Exps                --               --               --               --           5,200

                             -----------      -----------      -----------      -----------     -----------

Net Income (Loss)            $        --      $        --      $        --      $        --     $    (5,200)
                             ===========      ===========      ===========      ===========     ===========

Basic and diluted earning
 (Loss) per Share                     --               --               --               --
                             -----------      -----------      -----------      -----------

Weighted average number
 of  common shares
 outstanding                  25,000,000        2,500,000        2,500,000        2,500,000


                        See Notes to Financial Statements

                             RINGS TO DINE FOR, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            From August 11, 1998 (Inception) through March 31, 2007

                                                                             Deficit
                                                                           Accumulated
                                                             Additional       During
                                        Common Stock           Paid in     Development       Retained
                                   Shares         Amount       Capital        Stage          Earnings       Total
                                   ------         ------       -------        -----          --------       -----
Common shares issued for
 incorporation expenses
 on 8/11/98                      2,000,000       $   200            --                                     $   200
Shares issued to investors at
 $.01 each on 8/28/98              500,000            50         4,950                                       5,000
Net loss in 1998/1999                                                                         (5,200)       (5,200)
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/1999                2,500,000           250         4,950             --         (5,200)           --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 1999/2000                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2000                2,500,000           250         4,950         (5,200)            --            --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 2000/2001                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2001                2,500,000           250         4,950         (5,200)            --            --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 2001/2002                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2002                2,500,000           250         4,950         (5,200)            --            --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 2002/2003                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2003                2,500,000           250         4,950         (5,200)            --            --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 2003/2004                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2004                2,500,000           250         4,950         (5,200)            --            --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 2004/2005                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2005                2,500,000           250         4,950         (5,200)            --            --
                               -----------       -------       -------      ---------       --------       -------
Net loss in 2005/2006                                                              --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 6/30/2006                2,500,000       $   250       $ 4,950      $  (5,200)      $     --       $    --
                               -----------       -------       -------      ---------       --------       -------
Share split on 7/25/2006        22,500,000       $ 2,250       $ 2,250             --                           --
                               -----------       -------       -------      ---------       --------       -------
Balance 3/31/2007               25,000,000       $ 2,500       $ 2,700      $  (5,200)      $     --       $    --
                               ===========       =======       =======      =========       ========       =======

                        See Notes to Financial Statements

                             RINGS TO DINE FOR, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                                      From Inception
                                                                                                      Aug. 11, 1998
                                             Nine Months Ended March 31,     Years Ended June 30,        through
                                             ---------------------------   -----------------------       March 31,
                                                2007           2006          2006           2005           2007
                                              --------       --------      --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                           $     --       $     --      $     --       $     --       $ (5,200)
                                              --------       --------      --------       --------       --------
  Adjustments to reconcile net loss to
   net cash (used in) operations
                                              --------       --------      --------       --------       --------
NET CASH PROVIDED BY (USED IN) OPERATIONS           --             --            --             --         (5,200)
                                              --------       --------      --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES           --             --            --             --             --
                                              --------       --------      --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                      --             --            --             --          5,000
  Common stock issued for
   expense reimbursement                            --             --            --             --            200
                                              --------       --------      --------       --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES           --             --            --             --          5,200
                                              --------       --------      --------       --------       --------
NET INCREASE (DECREASE)                             --             --            --             --             --
                                              --------       --------      --------       --------       --------
CASH BEGINNING OF PERIOD                            --             --            --             --             --
                                              --------       --------      --------       --------       --------
CASH END OF PERIOD                            $     --       $     --      $     --       $     --       $     --
                                              ========       ========      ========       ========       ========

Supplemental Disclosures of
Cash Flow Information
  Interest paid                               $     --       $     --      $     --       $     --       $     --
                                              --------       --------      --------       --------       --------
  Income taxes paid                           $     --       $     --      $     --       $     --       $     --
                                              --------       --------      --------       --------       --------

                        See Notes to Financial Statements

                             RINGS TO DINE FOR, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
               MARCH 31, 2007 AND 2006 AND JUNE 30, 2006 AND 2005


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

d. CASH AND CASH EQUIVALENT

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2007 and June 30, 2006.

                               RINGS TO DINE FOR, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)

                           NOTES TO FINANCIAL STATEMENTS
                MARCH 31, 2007 AND 2006 AND JUNE 30, 2006 AND 2005


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

                             RINGS TO DINE FOR, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
               MARCH 31, 2007 AND 2006 AND JUNE 30, 2006 AND 2005


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

                             RINGS TO DINE FOR, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
               MARCH 31, 2007 AND 2006 AND JUNE 30, 2006 AND 2005


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

The components of the Company's deferred tax asset as of March 31, 2007 and 2006 are as follows:

                                                2007              2006
                                              -------           -------

     Net operating loss carryforward          $ 5,200           $ 5,200
     Valuation allowance                       (5,200)           (5,200)
                                              -------           -------

     Net deferred tax asset                   $     0           $     0
                                              =======           =======

The net federal operating loss carry forward will expire between 2016 and 2025. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                             RINGS TO DINE FOR, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
               MARCH 31, 2007 AND 2006 AND JUNE 30, 2006 AND 2005


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

LIQUIDITY.

     As of March 31, 2007, we had no assets and no liabilities and we had a negative net worth of $5,200. As of June 30, 2006, our last year end, we also had no assets and no liabilities and a negative net worth of $5,200.

     We have had no revenues from inception through June 30, 2006 and we had no revenues for the period ended March 31, 2007. We have a loss from inception through June 30, 2006 of $5,200 and a loss from inception through March 31, 2007 of the same amount - $5,200.

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

Date: May 14, 2007                RINGS TO DINE FOR, INC.


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